Form 10-K
SALOMON MORTGAGE LOAN TRUST SERIES 2003-NBC1
filed 2004-03-26
CIK 1224423

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-83816-09


        Salomon Brothers Mortgage Securities VII, Inc.
        Mortgage Pass-Through Certificates
        Series 2003-NBC1

     (Exact name of registrant as specified in its charter)


   Delaware                                         13-3439681
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   390 Greenwich Street
   New York, NY                                10013
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 723-8604


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class AF                             3
             Class AV-1                           3
             Class AV-2                           3
             Class AV-3                           3
             Class AV-4                          10
             Class BF-1                           1
             Class BF-2                           1
             Class BF-3                           1
             Class BF-4                           1
             Class BF-5                           1
             Class BF-6                           1
             Class BV-1                           1
             Class BV-2                           1
             Class BV-3                           1
             Class BV-4                           1
             Class BV-5                           1
             Class BV-6                           1
             Class IO                             1
             Class PO                             1
             Class R-I                            1
             Class R-II                           1
             Class R-III                          1

             Total:                              39


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) National Bank Of Commerce, as Master Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) National Bank Of Commerce, as Master Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) National Bank Of Commerce, as Master Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On November 4, 2003, December 8, 2003, and January 9, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.




   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.






                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Salomon Brothers Mortgage Securities VII, Inc.
     Mortgage Pass-Through Certificates
     Series 2003-NBC1
     (Registrant)



  Signed: National Bank of Commerce as Master Servicer


  By:     Leo P. Pylpec, Executive Vice President and Treasurer


  By: /s/ Leo P. Pylpec, Executive Vice President and Treasurer

  Dated: March 23, 2004


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification



  Re:  Salomon Brothers Mortgage Securities VII, Inc. Salomon
  Mortgage Loan Trust, Series 2003-NBC1, Mortgage Pass-Through
  Certificates

  I, Leo P. Pylpec, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Salomon Brothers Mortgage Securities VII, Inc. with respect to Salomon Mortgage Loan Trust, Series 2003-NBC1 (the "Registrant");

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Master Servicer under the Pooling and Servicing Agreement, or similar agreement, for inclusion in these reports, is included in these reports;

  4. I am responsible for reviewing the activities performed by the Master Servicer under the Pooling and Servicing Agreement, or similar agreement, and based upon my knowledge and the annual compliance review required under that Agreement, and except as disclosed in the reports, the Master Servicer has fulfilled its obligations under that Agreement; and

  5. The reports disclose all significant deficiencies relating to the Master Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, or similar agreement that is included in these reports.

     Capitalized terms used but not defined herein have the meaning ascribed to them in the Pooling and Servicing Agreement, dated March 1, 2003 (the "Pooling and Servicing Agreement"), among the Registrant as Depositor, National Bank of Commerce as master servicer and Wells Fargo Bank Minnesota, National Association as trustee.


     In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated party: Trustee.

     Date: March 23, 2004

     /s/ Leo P. Pylpec
     Signature

     Executive Vice President and Treasurer
     Title

  Ex-99.1 (a)

  KPMG   (logo)

Morgan Keegan Tower, Suite 900
Fifty North Front Street
Memphis, TN 38103

Independent Accountants' Report


The Board of Directors
National Commerce Financial Corporation:

We have examined management's assertion that National Bank of Commerce, a wholly owned subsidiary of National Commerce Financial Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers as of and for the year ended December 31, 2003. Management is responsible for National Bank of Commerce's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about National Bank of Commerce's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about National Bank of Commerce's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on National Bank of Commerce's compliance with the minimum servicing standards.

In our opinion, management's assertion that National Bank of Commerce complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

March 5, 2004

KPMG LLP, KPMG LLP, a U.S. limited liability partnership is a member of KPMG international, a Swiss association.



  Ex-99.2 (a)

MANAGEMENT ASSERTION

As of and for the year ended December 31, 2003, National Bank of Commerce, a wholly owned subsidiary of National Commerce Financial Corporation, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, National Commerce Financial Corporation had in effect a fidelity bond in the amount of $25,000,000 and an errors and omissions policy in the amount of $5,000,000.


/s/ William R. Reed, Jr.
William R. Reed, Jr.
President and Chief Executive Officer
National Commerce Financial Corporation


/s/ John M. Presley
John M. Presley
Chief Financial Officer
National Commerce Financial Corporation


March 5, 2004

  Ex-99.3 (a)

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045

RE: Officer's Certificate - Annual Statement as to Compliance
Saloman Brothers Mortgage Securities VII Series 2003-NBC1

Dear Trustee, Depositor, and Rating Agencies:

The undersigned Officer of National Bank of Commerce as Master Servicer certifies the following for the 2003 fiscal year:

(i) A review of the activities of the Master Servicer during the preceding year and of performance under the terms of the Pooling and Servicing Agreement has been made under the supervision of the officer who signed such Officer's Certificate;

(ii) To the best of such officer's knowledge, based on such review, the Master Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Master Servicer proposes to take with respect thereto.

Certified By:

/s/
Officer

/s/ EVP
Title

3/12/04
Date



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   AF                             7,299,967.70         86,738,030.96                 0.00             110,287,089.84
   AV-1                           4,728,708.36         57,843,996.44                 0.00              87,656,003.57
   AV-2                           2,129,770.53         23,058,057.48                 0.00              32,090,942.53
   AV-3                           2,499,221.94         37,993,083.95                 0.00              35,412,916.04
   AV-4                           3,532,979.45         37,833,885.90                 0.00              67,182,114.09
   BF-1                             201,081.65            158,428.63                 0.00               4,202,571.37
   BF-2                             140,770.99            110,910.92                 0.00               2,942,089.06
   BF-3                              85,486.20             67,353.05                 0.00               1,786,646.94
   BF-4                              60,356.78             47,554.02                 0.00               1,261,445.98
   BF-5                              40,207.11             31,678.47                 0.00                 840,321.54
   BF-6                              75,434.66             59,433.60                 0.40               1,576,570.99
   BV-1                             755,397.13            315,582.43                 0.00              17,888,417.57
   BV-2                             399,899.05            167,065.91                 0.00               9,469,934.09
   BV-3                             302,175.45            126,239.91                 0.00               7,155,760.09
   BV-4                             213,249.07             89,089.10                 0.00               5,049,910.89
   BV-5                             168,889.62             70,557.03                 0.00               3,999,442.95
   BV-6                             204,405.34             85,394.46                 0.00               4,840,484.12
   IO                               795,716.93                  0.00                 0.00                       0.00
   PO                                     0.00          3,066,169.73                 0.00               4,904,709.45
   R-I                                    0.44                100.00                 0.00                       0.00
   R-II                                   0.52                100.00                 0.00                       0.00
   R-III                                  0.00                  0.00                 0.00                       0.00